Form 10-K
period 2004-12-31
Morgan Stanley ABS Capital I Inc CDC Mortgage Capital Trust 2004-HE3
filed 2005-03-29
CIK 1301495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange  Act of  1934   for  the  fiscal year ended December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-113543-14

                       MORGAN STANLEY ABS CAPITAL I INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3939229
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

1585 Broadway, 2nd Floor,
New York, New York                                               10036
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code : (212) 761-4000


                       CDC Mortgage Capital Trust 2004-HE3
               Mortgage Pass-through Certificates, Series 2004-HE3
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]


Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established secondary record for the registered market for the certificates known to the Registrant. As of December 31, 2004, the number of holders of record for the registered certificates was 23 based on records provided by DTC.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

        Exhibit 33.1 Rule 13a-14(a)/15d-14(a) Certification

        Exhibit 99.1 Annual Independent Accountants' Servicing Report with Management Assertion for year ended December 31, 2004

        Exhibit 99.2 Annual Servicer's Statement of Compliance, for year ended December 31, 2004

        Exhibit 99.3  2004 Aggregate Distribution Amounts

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

CDC Mortgage Capital Trust 2004-HE3
Mortgage Pass-through Certificates, Series 2004-HE3
--------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              MORGAN STANLEY ABS CAPITAL I INC., as Depositor

              By: /s/  Craig Phillips
                      -----------------------------
                   Name:  Craig Phillips
                  Title:  President
                   Date:  March 29, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     (a)(1) No annual report is provided to the certificateholders.

     (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificatholder with respect to any annual or other meeting of certificateholders

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                  EXHIBIT 31.1
                 Annual Rule 13a-14(a)/15d-14(a) Certification
                                ---------------

     Re: CDC Mortgage Capital Trust 2004-HE3 Mortgage Pass-Through Certificates, Series 2004-HE3, issued pursuant to the Pooling and Servicing Agreement, dated as of August 1, 2004 (the Pooling and Servicing Agreement"), among Morgan Stanley ABS Capital I Inc., as depositor (the "Depositor", CDC Mortgage Capital Inc., as unaffiliated seller, Deutsche Bank National Trust Company, as custodian (the "Custodian"), JPMorgan Chase Bank, as trustee (the "Trustee"), and Countrywide Home Loans Servicing LP, as servicer (the "Servicer").

I, Craig Phillips, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution or servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report of the Depositor relating to the above-referenced trust and series of certificates;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in these Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.


       /s/  Craig Phillips
          -----------------------
Name:   Craig Phillips
Title:  President
        Morgan Stanley ABS Capital I Inc.

Date:   March 29, 2005

                                  EXHIBIT 99.1
                Annual Independent Accountants' Servicing Report
                            with Management Assertion



KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA  90071


                        Independent Accountants' Report

Board of Directors
Countrywide Financial Corporation:

We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company' compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2004 is fairly stated, in all material respects.

By:  /s/ KPMG LLP
---------------------------
March 17, 2005

                                                Countrywide Home Loans

                             Management's Assertion

March 17, 2005

As  of  and  for  the  year  ended  December  31,  2004,  Countrywide  Financial
Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors ad omissions policy in the amount of $200 million and $100 million, respectively.

Sincerely,

/s/ Thomas K. McLaughlin
------------------------------
Executive  Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration


                                  EXHIBIT 99.2
                   Annual Servicer's Statement of Compliance





Countrywide
400 Countrywide Way, SV-44
Simi Valley, California 93065-6298
(805) 520-5100

March 25, 2005


Morgan Stanley ABS Capital I Inc.
Re: CDC 2004-HE1, CDC 2004-HE2, CDC 2004-HE3, IXIS 2004-HE4
1585 Broadway
New York, NY  10036

Deutsche Bank
Re: CDC 2004-HE1, CDC 2004-HE2, CDC 2004-HE3, IXIS 2004-HE4
1761 E. St. Andrews Place
Santa Ana, CA  92705

JP Morgan Chase Bank, N.A.
4 New York Plaza - 6th Floor
New York, NY  10004


                             OFFICER'S CERTIFICATE

I, Joseph M. Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Pooling and Servicing Agreements, listed on Exhibit I hereto (the "Agreements"), for Countrywide Home Loans Servicing LP.(the "Servicer"), the following:

I have reviewed the activities and performances of the Servicer during the fiscal year ended December 31, 2004 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.


By: /s/ Joseph M. Candelario                    March 25, 2005
----------------------------                    --------------
Joseph M. Candelario                            Date
First Vice President
Compliance Officer
Loan Administration


re: Investor Numbers
See Deal Name Listing on Exhibit I
See Deal Name Listing on following page.

                                                        Exhibit I

1. CDC Mortgage Capital Trust 2004-HE1: Pooling and Servicing Agreement, dated as of February 1, 2004.

2. CDC Mortgage Capital Trust 2004-HE2: Pooling and Servicing Agreement, dated as of May 1, 2004.

3. CDC Mortgage Capital Trust 2004-HE3: Pooling and Servicing Agreement, dated as of August 1, 2004.

4. IXIX Real Estate Capital Trust 2004-HE4: Pooling and Servicing Agreement, dated as of November 1, 2004.

                                  EXHIBIT 99.3

                      CDC Mortgage Capital Trust 2004-HE3
                      2004 Aggregate Distribution Amounts

---------------------------------------------------------------------------------------
                      Original       Principal          Interest         Ending balance
Class  Cusip        Face Value        Paid               Paid         December 27, 2004
---------------------------------------------------------------------------------------

A1    12506YDD8   $304,567,000.00   $34,595,452.53   $2,226,737.65    $ 269,971,547.47
A2    12506YDE6    232,705,000.00    25,776,808.59    1,727,692.89      206,928,191.41
M1    12506YDF3     41,861,000.00             0.81      358,109.22       41,860,999.19
M2    12506YDG1     32,962,000.00             0.00      348,426.65       32,962,000.00
M3    12506YDH9      9,559,000.00             0.00      107,575.92        9,559,000.00
B1    12506YDJ5      8,240,000.00             0.00      105,401.04        8,240,000.00
B2    12506YDK2      6,922,000.00             0.00       90,907.01        6,922,000.00
B3    12506YDL0      6,592,000.00             0.00      127,113.90        6,592,000.00
B4    12506YDM8      6,592,000.00             0.00      127,113.90        6,592,000.00
P                          100.00             0.00    1,321,424.76              100.00
R                            0.00             0.00            0.00                0.00

X     BCC0GBNM5   $  9,229,109.00   $         0.00   $7,501,207.24    $   9,229,109.00
--------------------------------------------------------------------------------------
